Form 10QSB
period 2006-09-30
HIGHLANDER ACQUISITION CORP.
filed 2007-02-01
CIK 1372906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-52291


                          Highlander Acquisition Corp.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)


                   Delaware                            to be applied
                   --------                            -------------
        (State or other jurisdiction of              (I.R.S. employer
          incorporation or formation)              identification number)


                         c/o William Tay, P.O. Box 42198
                         Philadelphia, Pennsylvania 19101
                         --------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (215) 359-2163



                                    No change
                                    ---------
                     (Former name, former address and former
                   fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 1, 2007: 1,390,000 shares of common stock.

                          HIGHLANDER ACQUISITION CORP.
                    (a corporation in the development stage)

                   INTERIM AND UNAUDITED FINANCIAL STATEMENTS

                               September 30, 2006

--------------------------------------------------------------------------------

                          HIGHLANDER ACQUISITION CORP.
                    (a corporation in the development stage)
               INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2006
                                                                        Page

Financial Statements

         Balance Sheet                                                  F-1

         Statement of Operations                                        F-2

         Statement of Stockholder's Equity (deficit)                    F-3

         Statement of Cash Flows                                        F-4


Notes to Financial Statements                                           F-5 -
                                                                        F-6

--------------------------------------------------------------------------------

                          HIGHLANDER ACQUISITION CORP.
                    (a corporation in the development stage)
                       INTERIM AND UNAUDITED BALANCE SHEET
                               September 30, 2006


ASSETS



        Total assets                                                    $    --
                                                                        =======

LIABILITIES AND STOCKHOLDER'S EQUITY


        Total liabilities                                               $    --
                                                                        -------

Commitments and contingencies

Stockholder's equity (deficit)

     Preferred stock, $.0001 par value, authorized 20,000,000 shares;        --
        none issued

     Common Stock, $.0001 par value, authorized 100,000,000 shares;          --

        issued and outstanding 1,390,000 shares                             139

     Additional paid in capital                                              --
     Deficit accumulated during the development stage                      (139)
                                                                        -------


        Total stockholder's equity (deficit)                                 --
                                                                        -------


        Total liabilities and stockholder's equity (deficit)            $    --
                                                                        =======

    The accompanying notes are an integral part of these financial statements

                          HIGHLANDER ACQUISITION CORP.
                    (a corporation in the development stage)
                  INTERIM AND UNAUDITED STATEMENT OF OPERATIONS
       For the period from July 20, 2006 (inception) to September 30, 2006

Revenues                                                              $      --
                                                                      ---------

General and administrative expenses                                         139

Net loss                                                              $    (139)
                                                                      =========

Weighted average shares outstanding (basic and diluted)               1,390,000
                                                                      ---------

Net loss per share (basic and diluted)                                $   (0.00)
                                                                      =========

    The accompanying notes are an integral part of these financial statements

                          HIGHLANDER ACQUISITION CORP.
                    (a corporation in the development stage)
                              INTERIM AND UNAUDITED
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
       For the period from July 20, 2006 (inception) to September 30, 2006

                                                           Deficit
                                                           Accumulated
                               Common Stock     Additional During
                                                 Paid-in   Development
                            Shares     Amount    Capital   Stage       Total
                           ---------   -------   -------   -------     -------

Balance, 7/20/06           1,390,000   $   139   $    --   $    --     $   139

Net loss, 9/30/2006               --        --        --      (139)       (139)
                           ---------   -------   -------   -------     -------

Balance, 9/30/2006         1,390,000   $   139   $    --   $  (139)    $    --
                           =========   =======   =======   =======     =======

    The accompanying notes are an integral part of these financial statements

                          HIGHLANDER ACQUISITION CORP.
                    (a corporation in the development stage)
                  INTERIM AND UNAUDITED STATEMENT OF CASH FLOWS
       For the period from July 20, 2006 (inception) to September 30, 2006

Cash flows from operating activities
     Net income (loss)                                                  $  (139)
     Issuance of stock for services rendered                                139
                                                                        -------

        Net cash provided by (used in) operating activities                  --
                                                                        -------

Cash flows from investing activities
                                                                        -------

        Net cash provided by (used in) investing activities                  --
                                                                        -------

Cash flows from financing activities
                                                                        -------

        Net cash provided by (used in) financing activities                  --
                                                                        -------

Net increase (decrease) in cash                                              --

Cash, beginning of period                                                    --
                                                                        -------

Cash, end of period                                                     $    --
                                                                        =======

    The accompanying notes are an integral part of these financial statements

                          HIGHLANDER ACQUISITION CORP.
                    (a corporation in the development stage)
               NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
                              September 30, 2006

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Highlander Acquisition Corp. (the "Company") was incorporated under the laws of the State of Delaware on July 20, 2006 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred


                                                                      Continued,

                          HIGHLANDER ACQUISITION CORP.
                    (a corporation in the development stage)
               NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
                              September 30, 2006

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

income tax expenses or benefits due to the Company not having any material operations for period ended September 30, 2006.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective July 20, 2006 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4.  SHAREHOLDER'S EQUITY

On July 20, 2006 (inception), the Board of Directors issued 1,390,000 shares of common stock for $139 in services to the founding shareholder of the Company to fund organizational start-up costs.

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2006:

   - Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 1,390,000 shares issued and outstanding;

   - Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations Plan of Operation

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

Results of Operation

The Company did not have any operating income from July 20, 2006 (inception) through September 30, 2006. The Company recognized a net loss of $139. Expenses during this period were comprised of costs mainly associated with the State of Delaware incorporation fees and annual resident agent fee.

Liquidity and Capital Resources

At September 30, 2006, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports of Form 8-K.

         (a)      Exhibits

*3.1 Certificate of Incorporation of Highlander Acquisition Corp., as filed with the Delaware Secretary of State on July 20, 2006.

*3.2  By-Laws of Highlander Acquisition Corp.

31.1  Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1  Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002


* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the U.S. Securities and Exchange Commission on October 13, 2006, and incorporated herein by this reference.

      (b) Reports of Form 8-K

      None


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


Dated:  January 29, 2007

Highlander Acquisition Corp.

By: /s/ William Tay
    -----------------------
    President