Form 10QSB/A
period 2006-09-30
HIGHLANDER ACQUISITION CORP.
filed 2007-02-01
CIK 1372906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

*3.1 Certificate of Incorporation of Highlander Acquisition Corp., as filed with the Delaware Secretary of State on July 20, 2006.

*3.2  By-Laws of Highlander Acquisition Corp.

31.1  Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1  Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002


* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the U.S. Securities and Exchange Commission on November 2, 2006, and incorporated herein by this reference.

      (b) Reports of Form 8-K

      None


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


Dated:  January 29, 2007

Highlander Acquisition Corp.

By: /s/ William Tay
    -----------------------
    President